Form 10-Q
period 1995-09-30
MARBLE FINANCIAL CORP
filed 1995-11-08
CIK 794620

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
(Mark One)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  September 30, 1995
                                     OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to________________

                      Commission file number (0-15124)
                        MARBLE FINANCIAL CORPORATION
                        ----------------------------
           (Exact name of registrant as specified in its charter)

VERMONT                                03-0303394
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

                  47 MERCHANTS ROW, RUTLAND, VERMONT  05701
                  -----------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               (802) 775-0025
            (Registrant's telephone number, including area code)

                               NOT APPLICABLE
                               --------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X            NO
---------            --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 1995.

            CLASS                              NUMBER OF SHARES OUTSTANDING
            -----                              ----------------------------
Common Stock   $1 par value                             3,350,501


                 MARBLE FINANCIAL CORPORATION AND SUBSIDIARY
                                  FORM 10-Q
                            CROSS REFERENCE INDEX

                                                                    Page
                                                                    ----

Part I - Financial Information

  Item 1 - Consolidated Financial Statements
    Consolidated Balance Sheets -
     September 30, 1995 and December 31, 1994                        1
    Consolidated Statements of Operations -
     Three and Nine Months Ended September 30, 1995 and 1994         2
    Consolidated Statements of Changes in Stockholders' Equity
     Nine Months Ended September 30, 1995                            3
    Consolidated Statements of Cash Flows
     Nine Months Ended September 30, 1995 and 1994                   4
    Notes to Consolidated Financial Statements                       5

  Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations                              6

Part II - Other Information

  Items 1 through 5                                                 19

  Item 6 - Exhibits and Reports on Form 8-K                         19

Signatures                                                          20

Exhibits                                                            21


Part I - Item 1

                 Marble Financial Corporation and Subsidiary
                         Consolidated Balance Sheets

--------------------------------------------------------------------------
                                                    Sept 30,    Dec 31,
                                                    1995        1994
--------------------------------------------------------------------------
                                                    (Dollars in thousands)
  Assets                                                 (unaudited)
Cash and due from banks                             $  5,348    $  6,858
Interest-bearing deposits, Federal funds
 sold and other short term investments                     5           4
Investment securities held to maturity
 (Market value $19,939  at Sept 30, 1995 and
 $18,961 at December 31, 1994)                        19,597      19,767
Investment securities available for sale
 (amortized cost $94,767 at Sept 30, 1995 and
 $100,578 at December 31, 1994)                       93,408      93,578
Securities held for trading                           25,182           0
Loans                                                277,202     277,278
Less: Allowance for possible loan losses               7,623       8,006
------------------------------------------------------------------------
NET LOANS                                            269,579     269,272
------------------------------------------------------------------------
Other real estate owned, net                           1,019       1,517
Bank premises and equipment, net                       6,155       6,206
Other assets                                           7,444      11,334
------------------------------------------------------------------------
                                                    $427,737    $408,536
------------------------------------------------------------------------
  Liabilities and Stockholders' Equity
Deposits:
  Demand                                            $ 15,791    $ 14,549
  Savings, Now and money market                      113,762     112,587
  Time                                               197,939     178,037
------------------------------------------------------------------------
TOTAL DEPOSITS                                       327,492     305,173
------------------------------------------------------------------------
Borrowed funds                                        55,320      64,138
Other liabilities                                      1,794       2,188
------------------------------------------------------------------------
TOTAL LIABILITIES                                    384,606     371,499
------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000
   shares authorized authorized and unissued at
   Sept 30, 1995, and December 31, 1994                    0           0
  Common stock, $1.00 par value, 8,000,000 shares
   authorized, 3,350,501 and 3,333,438 issued and
   outstanding at Sept 30, 1995 and December 31,
   1994, respectively                                  3,351       3,333
  Additional paid-in capital                          42,880      42,777
  Retained deficit                                    (2,203)     (4,453)
  Unrealized loss on investment securities
   available for sale, net                              (897)     (4,620)
------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                            43,131      37,037
------------------------------------------------------------------------
                                                    $427,737    $408,536
========================================================================

See accompanying notes to consolidated financial statements


                 Marble Financial Corporation and Subsidiary
                    Consolidated Statements of Operations

                                                        Three Months Ended       Nine Months Ended
                                                        September 30,            September 30,
                                                        1995        1994         1995        1994
-------------------------------------------------------------------------------------------------------
                                                        (Dollars in thousands)   (Dollars in thousands)
                                                              (unaudited)              (unaudited)
Interest Income:
  Interest and fees on loans                            $   6,345   $   5,353    $  18,724    $  15,163
  Interest and dividends on investment securities           2,029       1,816        6,224        5,486
  Interest on interest bearing deposits, federal
   funds sold and other short-term investments                 43          24           63           33
-------------------------------------------------------------------------------------------------------
    Total interest income                                   8,417       7,193       25,011       20,682
Interest Expense:
  Interest on savings deposits                              1,046         783        3,029        2,269
  Interest on time deposits                                 2,847       1,973        7,940        5,426
  Interest on borrowings                                      890         670        2,768        1,887
-------------------------------------------------------------------------------------------------------
    Total interest expense                                  4,783       3,426       13,737        9,582
-------------------------------------------------------------------------------------------------------
  Net interest income                                       3,634       3,767       11,274       11,100
  Provision for possible loan losses                            0           0            0          500
-------------------------------------------------------------------------------------------------------
  Net interest income after provision
   for possible loan losses                                 3,634       3,767       11,274       10,600
-------------------------------------------------------------------------------------------------------
Non-interest Income:
  Service charges on deposit accounts                         198         205          598          548
  Net gain on trading securities                              299           0          633            0
  Net loss on sales of investments available for sale           0           0         (200)         (17)
  Net gain  on sales of loans                                   4           6            8            0
  Other                                                       125         102          315          329
-------------------------------------------------------------------------------------------------------
Total non-interest income                                     626         313        1,354          860
-------------------------------------------------------------------------------------------------------
Non-interest Expense:
  Salaries and employee benefits                            1,422       1,488        4,333        4,257
  Occupancy and equipment expense                             357         360        1,154        1,101
  Other real estate owned expense, net                         34          40           82          123
  Other                                                       896         857        2,466        2,524
-------------------------------------------------------------------------------------------------------
Total non-interest expense                                  2,709       2,745        8,035        8,005
-------------------------------------------------------------------------------------------------------
Income before income taxes                                  1,551       1,335        4,593        3,455
Income tax expense (benefit)                                  458        (100)       1,340       (2,580)
-------------------------------------------------------------------------------------------------------
Net Income                                              $   1,093   $   1,435    $   3,253    $   6,035
=======================================================================================================
Weighted average number of common shares
 outstanding, including common stock equivalents        3,485,663   3,442,060    3,460,764    3,407,197
-------------------------------------------------------------------------------------------------------
Per common share
  Net income                                            $    0.31   $    0.42    $    0.94    $    1.77
-------------------------------------------------------------------------------------------------------
  Dividends declared                                    $    0.10   $    0.08    $    0.30    $    0.25
-------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements


                 Marble Financial Corporation and Subsidiary
         Consolidated Statements of Changes in Stockholders' Equity
-------------------------------------------------------------------------------

                                                               Nine Months Ended September 30, 1995
                                                        ----------------------------------------------------
                                                                                         Unrealized
                                                                                         Loss On
                                                                                         Investment
                                                                                         Securities
                                                                 Additional              Available
                                                        Common   Paid-In      Retained   For Sale,
                                                        Stock    In Capital   Deficit    Net         Total
------------------------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
                                                                             (unaudited)

Balance at December 31, 1994                            $3,333   $42,777      $(4,453)   $(4,620)    $37,037
Exercise of stock options                                   18       103                                 121
Net income for nine months ended September 30, 1995                             3,253                  3,253
Dividends declared                                                             (1,003)                (1,003)
Decrease in unrealized loss on investment securities
 available for sale, net                                                                   3,723       3,723
------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                           $3,351   $42,880      $(2,203)   $  (897)    $43,131
============================================================================================================


See accompanying notes to consolidated financial statements


                 Marble Financial Corporation and Subsidiary
                    Consolidated Statements of Cash Flows

------------------------------------------------------------------------------------------------
                                                                          Nine Months Ended
                                                                          September 30,
                                                                          1995        1994
------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Cash flows from operating activities:                                        (unaudited)
Net income                                                                $  3,253    $  6,035
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation                                                                 498         441
  Provision for possible loan losses                                             0         500
  Other real estate owned valuation provision (benefit)                          7         (37)
  Net loss on sale of investment securities available for sale                 200          17
  Net gain on sales of trading securities                                     (633)          0
  Net gain on sale of loans                                                     (8)          0
  Net gain on sales and disposal of other real estate owned                    (58)        (58)
  Net (gain) loss on sales of bank premises and equipment                       (1)        129
  Amortization of fees, discounts & premiums, net                              284         900
  (Increase) decrease in net deferred tax asset                              1,280      (2,600)
  (Increase) decrease in other assets                                          701        (562)
  Decrease in other liabilities                                               (429)       (359)
----------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    5,094       4,406
----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of investment securities available for sale           20,936      15,395
  Proceeds from sales of trading securities                                 56,983           0
  Proceeds from maturities of investment securities held to maturity           361           0
  Proceeds from maturities of investment securities available for sale       9,391      17,221
  Proceeds from sales of loans                                               1,437       6,115
  Proceeds from sales and disposal of other real estate owned                1,016       4,598
  Purchases of investment securities held to maturity                            0     (16,766)
  Purchases of investment securities available for sale                    (25,182)    (10,977)
  Purchases of trading securities                                          (81,532)          0
  Net increase in loans                                                     (2,212)    (27,972)
  Capital expenditures                                                        (447)     (1,042)
  Proceeds from sales of bank premises and equipment                             1           3
----------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                           (19,248)    (13,425)
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposits                                                  22,319       7,780
  Net increase in short-term borrowings                                     19,182      10,511
  Payments of long-term borrowings                                         (28,000)    (10,000)
  Proceeds from issuance of common stock                                       112         219
  Dividends paid                                                              (968)       (562)
----------------------------------------------------------------------------------------------
Net cash used by financing activities                                       12,645       7,948
----------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                   (1,509)     (1,071)
Beginning cash and cash equivalents                                          6,862       6,650
----------------------------------------------------------------------------------------------
Ending cash and cash equivalents                                          $  5,353    $  5,579
==============================================================================================
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Income taxes                                                            $     25    $     40
  Interest                                                                $ 13,776    $  9,489
----------------------------------------------------------------------------------------------
Supplemental disclosures of noncash investing and financing activities:
  Conversion of real estate loans to mortgage-backed securities           $      0    $  2,017
  Loans foreclosed                                                        $    467    $  2,238
----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements


                 Marble Financial Corporation and Subsidiary
                 Notes to Consolidated Financial Statements
          Nine Months Ended September 30, 1995 and 1994 (Unaudited)

1. The accompanying consolidated financial statements as of September 30, 1995 and for the three and nine month periods ended September 30, 1995 and 1994 include the accounts of the Company, and have not been audited by independent public accountants; however, these statements, prepared in accordance with generally accepted accounting principles, reflect, in the opinion of management, all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position as of September 30, 1995, and the results of operations and cash flows for the nine-month periods ended September 30, 1995 and 1994. The results of operations for the nine-month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

These consolidated financial statements do not include all disclosures associated with annual consolidated financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2. Certain 1994 financial statement items have been reclassified to conform to the current period's presentation.

3. As of January 1, 1995, Marble adopted Statement of Financial Accounting Standards (SFAS) Statement No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114, as amended by SFAS No. 118 (SFAS No. 114, as amended), requires that impaired loans, as defined, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the face value of collateral if the loan is collateral-dependent. This pronouncement amends SFAS No. 5, "Accounting for Contingencies," to clarify that a creditor should evaluate the collectability of both contractual interest and contractual principal of all receivables when assessing the need for a loss accrual. This pronouncement also amends SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring", to require a creditor to measure all loans that are restructured in a troubled debt restructuring involving a modification of terms in accordance with this statement. The existing methods for the recognition of interest income on impaired loans has remained unchanged by the adoption of SFAS No. 114, as amended.

Marble has classified all non-accrual loans and troubled debt restructurings as impaired loans.

Generally, Marble uses an estimate of fair value of the loan's underlying collateral to determine the allowance for possible loan losses related to impaired loans, as most loans to which SFAS No. 114, as amended, applies are collateral dependent. Impaired loans are reviewed on an individual basis; no impaired loans are aggregated into groups of smaller balance, homogeneous loans for review purposes.

Management reviews all loans contractually past due 30 days or more on a monthly basis. A loan generally is placed on non-accrual status at the earlier of the time when management determines that doubt exists as to the ultimate collection of principal or interest or when it is contractually past due 90 days or more, except in certain instances when management believes that collateral held by the Bank is clearly sufficient and full satisfaction of both principal and interest is highly probable. In the case of residential mortgage loans, the period is increased to 12 months.

A loan loss provision is recommended for an impaired loan when the measurement of the impaired loan is less than the recorded investment in the loan or the expected future cash flows are insufficient to repay the loan. A loan is recommended for charge-off when, in management's judgement, there is doubt as to the collectability of the balance due.

4. The Financial Accounting Standards Board (FASB) has issued SFAS Statement No. 122, "Accounting for Mortgage Servicing Rights - An Amendment of SFAS Statement No. 65." SFAS Statement No. 122 modifies the treatment of the capitalization of servicing rights by enterprises that engage in mortgage banking activities. Under SFAS Statement No. 65 there are separate procedures for the treatment of servicing rights acquired through loan origination and for servicing rights acquired through purchase transactions. SFAS Statement
No. 122 prescribes a single procedure for the capitalization of those rights and is to be used in fiscal years beginning after December 15, 1996. SFAS Statement No. 122 further requires that certain provisions of the statement shall be applied prospectively in fiscal years beginning after December 15, 1995. Marble had sales of mortgage loans of $1.4 million during the first nine months of 1995. The effects of the application of SFAS Statement No. 122 would have been minimal if applied during 1995. Marble has not purchased mortgage servicing rights in the past and currently has no plans to do so in the future. The volume of sales or securitization of mortgage loans in the future is dependent on many variable factors, including the volatility of interest rates and the level of originations, and cannot be reliably predicted.

5. On June 20, 1995, Marble Financial Corporation announced that it had entered into a definitive agreement pursuant to which ALBANK, FSB, will acquire all of the outstanding common stock of Marble Financial Corporation, in a cash transaction, for $18.00 per share. ALBANK, FSB, is a wholly owned subsidiary of Albank Financial Corporation, a $2.9 billion bank holding company located in Albany, New York. The acquisition is subject to approval by Marble Financial Corporation stockholders and various regulatory agencies.

Part 1 - Item 2

              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Marble Financial Corporation (Marble) and its wholly owned subsidiary, Marble Bank (Bank), had consolidated net income of $1,093,000 for the third quarter of 1995, which was a decrease of $342,000 from net income of $1,435,000 during the third quarter of 1994. For the nine month period ending September 30, 1995, Marble had net income of $3,253,000, which is a decrease of $2,782,000 when compared with net income of $6,035,000 during the nine month period ended September 30, 1994. The decreases in net income during the three and nine month periods ending September 30, 1995, as compared to the same periods during 1994, are primarily due to the recording of net income tax benefits during the 1994 periods compared to the recording of net income tax expenses during the 1995 periods, offset in part by higher income before taxes.

Total assets increased $14,779,000, or 3.6%, during the three month period ended September 30, 1995, from $412,958,000 at June 30, 1995 to $427,737,000 at September 30, 1995. During the twelve month period ended September 30, 1995, total assets increased $23,290,000, or 5.8%, from $404,447,000 at
September 30,1994 to $427,737,000 at September  30, 1995.

                 Selected Consolidated Financial Highlights

--------------------------------------------------------------------------------------
                                               Three Months Ended September 30,
                                         1995        1994        $ Change     % Change
--------------------------------------------------------------------------------------
                                                     (Dollars in thousands)

Income statement data:
  Net interest income                    $  3,634    $  3,767    $  (133)      (3.5)%
  Non-interest income                         626         313        313      100.0
  Non-interest expense                      2,709       2,745        (36)      (1.3)
  Net income                                1,093       1,435       (342)     (23.8)

  Interest rate spread *                      2.9%        3.4%
  Net interest margin  *                      3.5%        3.9%
  Return on average assets                    1.0%        1.4%
  Return on average equity                   10.2%       16.2%
--------------------------------------------------------------------------------------
                                               Nine Months Ended September 30,
                                         1995        1994        $ Change     % Change
--------------------------------------------------------------------------------------
Income statement data:                               (Dollars in thousands)
  Net interest income                    $ 11,274    $ 11,100    $    174       1.6%
  Non-interest income                       1,354         860         494      57.4
  Non-interest expense                      8,035       8,005          30       0.4
  Net income                                3,253       6,035      (2,782)    (46.1)

  Interest rate spread *                      3.1%        3.5%
  Net interest margin  *                      3.7%        3.8%
  Return on average assets                    1.0%        2.0%
  Return on average equity                   10.7%       23.6%
--------------------------------------------------------------------------------------
                                         Sept 30,    June 30,
                                         1995        1995        $ Change     % Change
--------------------------------------------------------------------------------------
Balance sheet data:                                  (Dollars in thousands)
  Total asset                            $427,737    $412,958    $ 14,779       3.6%
  Total loans                             277,202     279,637      (2,435)     (0.9)
  Total deposits                          327,492     311,827      15,665       5.0
  Stockholders' equity                     43,131      42,115       1,016       2.4
  Equity to assets ratio                     10.1%       10.2%

-----------------------------
<F*>  fully tax equivalent basis


Net Interest Income

The tables below set forth a comparison of average earning assets, average interest-bearing liabilities, interest income and interest expense expressed as a percentage of the related asset or liability. In order to reflect the economic impact of the investment in state and municipal securities and certain dividend paying securities, and to place data on a comparative basis, income from and yields on these securities have been restated to a current taxable-equivalent basis. Such adjustment, however, has no impact on reported net income. The average balance stated includes non-performing loans. The amount of taxable-equivalent adjustments are $20,000 and $5,000 for the three month periods ended September 30, 1995 and September 30, 1994, and $40,000 and $15,000 for the nine month periods ended September 30, 1995 and September 30, 1994, respectively.

                                               -------------------------------------------------------------------
                                               Three Months Ended Sept 30, 1995   Three Months Ended Sept 30, 1994
                                               -------------------------------------------------------------------
                                               Average    Interest   Average      Average    Interest   Average
                                               Balance    Inc/Exp    Yld/Rate     Balance    Inc/Exp    Yld/Rate
------------------------------------------------------------------------------------------------------------------
Assets                                                                (Dollars in thousands)
  Loans                                        $278,248   $6,366     9.2%         $271,247   $5,358     7.9%%
  Mortgage-backed securities (1)                 94,540    1,655     7.0            93,783    1,463     6.2
  Trading securities                             21,649        0     0.0                 0        0     0.0
  Other investment securities (1)                20,510      373     7.3            20,206      353     7.0
  Short-term investments and interest-
   bearing deposits                               3,060       43     5.6             1,959       24     4.9
------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                   418,007    8,437     8.1%          387,195    7,198     7.4%
------------------------------------------------------------------------------------------------------------------
Other real estate owned                           1,090                                802
Other non-interest-earning assets                11,343                             10,083
-------------------------------------------------------                           --------
Total assets                                   $430,440                           $398,080
=======================================================                           ========
Liabilities and Stockholders' Equity
  Savings and time deposits                    $309,848    3,893     5.0%         $288,772    2,756     3.8%
  FHLB advances                                  53,548      797     6.0            50,344      581     4.6
  Other borrowed funds                            7,039       93     5.3             7,687       89     4.6
------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities              370,435    4,783     5.2           346,803    3,426     4.0
------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                 17,433                             16,130
-------------------------------------------------------                           --------
  Total liabilities                             387,868                            362,933
Stockholders' equity                             42,572                             35,147
-------------------------------------------------------                           --------
  Total liabilities and stockholders' equity   $430,440                           $398,080
=======================================================                           ========
Net interest income                                       $3,654                             $3,772
===================                                       ======                             ======
Net interest spread (2)                                              2.9%                               3.4%
Net interest margin (3)                                              3.5%                               3.9%

-----------------------------
<F1> Includes both investments held to maturity and available for sale.
<F2> Interest rate spread is the difference between the yield on earning assets and the rates paid on interest-bearing liabilities.
<F3> Net interest margin is net interest income divided by average earning assets.


                                               -----------------------------------------------------------------
                                               Nine Months Ended Sept 30, 1995   Nine Months Ended Sept 30, 1994
                                               -----------------------------------------------------------------
                                               Average    Interest   Average     Average    Interest   Average
                                               Balance    Inc/Exp    Yld/Rate    Balance    Inc/Exp    Yld/Rate
----------------------------------------------------------------------------------------------------------------
Assets                                                                (Dollars in thousands)
  Loans                                        $277,390   $18,764    9.0%        $265,113   $15,176    7.6%
  Mortgage-backed securities (1)                 97,224     5,160    7.1          106,191     4,796    6.0
  Trading securities                             13,823         0    0.0                0         0    0.0
  Other investment securities (1)                21,360     1,064    6.6           13,320       692    6.9
  Short-term investments and interest-
   bearing deposits                               1,466        63    5.7            1,013        33    4.3
----------------------------------------------------------------------------------------------------------------
Total interest-earning assets                   411,263    25,051    8.1%         385,637    20,697    7.2%
----------------------------------------------------------------------------------------------------------------
Other real estate owned                           1,249                             2,710
Other non-interest-earning assets                12,618                             7,002
-------------------------------------------------------                          --------
Total assets                                   $425,130                          $395,349
=======================================================                          ========
Liabilities and Stockholders' Equity
  Savings and time deposits                    $304,249    10,969    4.8%        $284,572     7,695    3.6%
  FHLB advances                                  53,991     2,356    5.8           47,442     1,545    4.3
  Other borrowed funds                            9,850       412    5.6           12,283       342    3.7
----------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities              368,090    13,737    5.0          344,297     9,582    3.7
----------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities                 16,227                            16,871
-------------------------------------------------------                          --------
  Total liabilities                             384,317                           361,168
Stockholders' equity                             40,813                            34,181
-------------------------------------------------------                          --------
  Total liabilities and stockholders' equity   $425,130                          $395,349
=======================================================                          ========
Net interest income                                       $11,314                           $11,115
===================                                       =======                           =======
Net interest spread (2)                                              3.1%                              3.5%
Net interest margin (3)                                              3.7%                              3.8%

-----------------------------
<F1> Includes both investments held to maturity and available for sale.
<F2> Interest rate spread is the difference between the yield on earning assets and the rates paid on interest-bearing liabilities.
<F3> Net interest margin is net interest income divided by average earning assets.



Rate/Volume Analysis of Net Interest Income

The following table reflects changes in Marble's net interest income attributable to the changes in interest rates and the changes in the volume of earning assets and interest-bearing liabilities. Amounts attributable to the variance in the rate are based upon the change in rate multiplied by the prior period's volume. Amounts attributable to the variance in volume are based upon the changes in volume multiplied by the prior period's rate. The combined effect for changes in both volume and rate, which cannot be separately identified, has been allocated proportionately to the variance due to volume and the variance due to rate.


                                                         Three Months Ended                Nine Months Ended
                                                         September 30, 1995                September 30, 1995
                                                         Compared to Three Months          Compared to Nine Months
                                                         Ended September 30, 1994          Ended September 30, 1994
                                                         -----------------------------------------------------------------
                                                         Variance    Variance              Variance    Variance
                                                         Due To      Due to     Total      Due To      Due to     Total
                                                         Volume      Rate       Variance   Volume      Rate       Variance
                                                         -----------------------------------------------------------------
                                                             (Dollars in thousands)            (Dollars in thousands)
Income on earning assets:
  Gross loans                                            $141        $  867     $1,008     $ 729       $2,859     $3,588
  Mortgage-backed securities                               12           180        192      (339)         703        364
  Trading securities                                        0             0          0         0            0          0
  Other investment securities (1)                           5            15         20       399          (27)       372
  Short-term investments and interest bearing deposits     15             4         19        17           13         30
--------------------------------------------------------------------------------------------------------------------------
    Total interest income                                 173         1,066      1,239       806        3,548      4,354
--------------------------------------------------------------------------------------------------------------------------
Interest expense on deposits
 and borrowed funds:
  Savings and time deposits                               213           924      1,137       562        2,712      3,274
  FHLB advances                                            39           177        216       234          577        811
  Other borrowed funds                                     (6)           10          4       (46)         116         70
--------------------------------------------------------------------------------------------------------------------------
Total Interest expense                                    246         1,111      1,357       750        3,405      4,155
--------------------------------------------------------------------------------------------------------------------------
Change in net interest income                            $(73)       $  (45)    $ (118)    $  56       $  143     $  199
==========================================================================================================================

-----------------------------
<F1> Income on tax-exempt investment securities is stated on a taxable-
     equivalent basis using a 34% tax rate.


As shown in the above analysis, net interest income decreased by $73,000 due to variances attributable to volume during the third quarter of 1995 and decreased by $45,000 due to variances attributable to rate. These variances resulted in a decrease in net interest income of $118,000 for the third quarter of 1995, as compared to the third quarter of 1994. During the first nine months of 1995, net interest income increased by $56,000 due to variances attributable to volume and increased by $143,000 due to variances attributable to rate, which led to an increase in net interest income of $199,000 for the first nine months of 1995 as compared to the same period in 1994.

Non-Interest Income

Non-interest income increased $313,000, or 100.0%, from $313,000 during the third quarter of 1994 to $626,000 during the third quarter of 1995. There were gains on trading activities of $299,000 during the third quarter of 1995. The Bank did not maintain a trading portfolio during 1994. Services charges on deposit accounts decreased $7,000 and all other non-interest income increased $21,000. During the first nine months of 1995, non-interest income increased by $494,000, or 57.4%, from $860,000 during the first nine months of 1994 to $1,354,000 during the first nine months of 1995. There were realized gains on trading activities of $633,000 during the nine month period ended September 30, 1995 and there was a loss of $200,000 on sales of securities during the first nine months of 1995 compared to a loss of $17,000 during the first nine months of 1994. Service charges on deposit accounts increased $50,000, or 9.1%, and all other non-interest income decreased $6,000, or 1.8%, during the first nine months of 1995 as compared to the first nine months of 1994.


Non-Interest Expense

Non-interest expense decreased by $36,000, or 1.3%, from $2,745,000 during the third quarter of 1994 to $2,709,000 during the third quarter of 1995. Salaries and benefits expense decreased $66,000, or 4.4%, due to decreased salary and benefits costs. Occupancy and equipment expenses decreased
$3,000, or 0.8%, due mainly to decreased maintenance expenses. Expenses relative to ownership of foreclosed properties decreased by $6,000, from net expenses of $40,000 during the third quarter of 1994 to net expenses of $34,000 during the third quarter of 1995. Other non-interest expenses increased $39,000, or 4.6%, from $857,000 during the third quarter of 1994 to $896,000 during the third quarter of 1995. Included in other expenses during the third quarter of 1995 are expenses totalling $305,000 relative to the proposed merger with Albank Financial Corporation, and a $204,000 refund received from the Federal Deposit Insurance Corporation (F.D.I.C.) relative to a reduction in prepaid F.D.I.C. insurance premiums for the months of June through September 1995.

During the nine month period ended September 30, 1995, non-interest expense increased $30,000, or 0.4%, from $8,005,000 during the first nine months of 1994 to $8,035,000 during the first nine months of 1995. Salaries and benefits expense increased $76,000, or 1.8%, due mainly to increased salary levels. Occupancy and equipment expenses increased $53,000, or 4.8%, due to increases in depreciation and net rental expenses which offset decreased equipment maintenance costs. Expenses relative to ownership of foreclosed properties decreased by $41,000, or 33.3%, from $123,000 during the first nine months of 1994 to $82,000 during the first nine months of 1995. All other operating expenses decreased $58,000, or 2.3%, from $2,524,000 during the first nine months of 1994 to $2,466,000 during the first nine months of 1995.

Provision for Possible Loan Losses

There was no provision for possible loan losses made during the third quarter of 1995. Marble has not made provisions to the allowance for possible loan losses since the second quarter of 1994, when the level of non-performing loans was decreased substantially as a result of a bulk sale of non-performing assets in June 1994. At the end of the second quarter of 1994, the ratio of the allowance for possible loan losses to total non-performing loans was 136.6%. It has been the policy of Marble to maintain the coverage level of the allowance for possible loan losses at a minimum ratio of 100.0% of non-performing loans. The coverage ratios in the ensuing periods have been 135.7%, 138.7%, 119.5%, 110.2% and 118.3%, for the third and fourth quarters of 1994 and the first three quarters of 1995, respectively. Provisions are made to keep the balance in the allowance for possible loan losses at a level consistent, in management's judgement, with the risk in the loan portfolio.

Applicable Income Taxes

Marble's deferred tax asset and related valuation allowance under Statement of Financial Accounting Standards #109 are reviewed quarterly and adjustments thereto are recognized as deferred income tax expense or benefit based on management's judgement relating to the realizability of such asset. For the three month period ended September 30, 1995 this review resulted in the recording of income tax expense of $458,000.

Asset/Liability Management

Investment Portfolio

Over the past several years Marble has acquired, both on the open market and through securitization of portions of its mortgage loan portfolio, a large volume of U.S. Government Agency and mortgage-backed securities. As part of its balance sheet management strategy, Marble has elected to maintain flexibility in the management of its investment portfolio in order to maintain liquidity and be able to react to changes in the marketplace and the economic environment and therefore does not want, at this time, to keep a large volume of investments until they mature. Marble has elected to classify the majority of its investment securities as available for sale, which allows it to turn over portions of the investment portfolio from time to time in order to take advantage of changes in the market. Financial Accounting Standards Board Statement No. 115 - Accounting For Certain Investments in Debt and Equity Securities, requires that debt and equity securities classified as available-for-sale be reported at fair value, with unrealized gains and losses, net of taxes, shown as a component of stockholders' equity.

The yield on mortgage-backed securities is sensitive to changes in interest rates. On bonds purchased at a premium, when interest rates rise the market value and the prepayment speeds will generally decline and the yields will increase. When interest rates fall, the market value and prepayment speeds will generally increase and the yields will decline.

As interest rates rose during 1994, the market value of much of the investment portfolio decreased. At December 31, 1994 investment securities classified as available-for-sale of $93,578,000 had a net unrealized loss of $4,620,000. Interest rates declined slightly during the first nine months of 1995, which improved the market value of the investment portfolio. At September 30, 1995 investment securities classified as available-for-sale of $93,408,000 had a net unrealized loss of $897,000. Marble does not consider the principal to be at risk on these securities and consequently, does not believe that the unrealized losses are permanent or represent permanent impairment of the ability to recover invested principal. If, in connection with a planned restructuring of the investment portfolio or any other reason, Marble becomes aware that a security will not be retained for a period of time sufficient to allow for the recovery of the unrealized loss in market value, such unrealized loss would be recognized in current operations. Given the current volatility in interest rates, it is possible that the amount of unrealized loss could increase or decrease significantly in future periods.

The following table illustrates the changes in investments during the third quarter of 1995. The changes are due to principal payments and pay-offs on various investment securities. The volume of mortgage-backed securities is reflective of Marble's current strategy to increase the liquidity of its asset base in order to be in a position to react to changes in interest rates. To this end, Marble had in recent years, also been securitizing pools of its fixed rate, long term residential mortgage loans and turning them into mortgage-backed securities, which were then added to the investment portfolio. This improved liquidity while still maintaining most of the yield of the underlying loans. Marble has not securitized any pools of loans thus far in 1995.

During the second and third quarters of 1995, Marble made several investments in mutual funds on a trading basis. These investments were primarily for the purpose of resale in the near-term in order to generate income on short-term differences in price. Investments in debt and equity securities classified as trading securities are carried at fair value, with unrealized gains and losses included in earnings. At September 30, 1995 Marble held trading securities with a purchase price of $24,999,000, and unrealized gains of $183,000.
During the third quarter of 1995, the realized gains on trading securities were $116,000.

An analysis of investments follows:

                                                      Balance at September 30, 1995         Balance at June 30, 1995
                                                      -----------------------------------------------------------------------
                                                                  Net                                    Net
                                                      Amortized   Unrealized    Market      Amortized    Unrealized    Market
                                                      Cost        Gain(Loss)    Value       Cost         Gain(Loss)    Value
-----------------------------------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Investment securities held to maturity:
  United States Government obligations                $ 11,000    $   (12)      $ 10,988    $ 11,000     $   116       $ 11,116
  Mortgage-backed securities                             8,597        354          8,951       8,652         364          9,016
-------------------------------------------------------------------------------------------------------------------------------
                                                        19,597        342         19,939      19,652         480         20,132
-------------------------------------------------------------------------------------------------------------------------------
Investment securities available for sale:
  United States Government obligations                   5,427        (26)         5,401       5,442          (6)         5,436
  Mortgage-backed securities                            85,264     (1,363)        83,901      89,154      (1,653)        87,501
  Federal Home Loan Bank stock                           4,075          0          4,075       4,075           0          4,075
  Other bank and corporate stocks                            1         30             31           1          27             28
-------------------------------------------------------------------------------------------------------------------------------
                                                        94,767     (1,359)        93,408      98,672      (1,632)        97,040
-------------------------------------------------------------------------------------------------------------------------------
Securities held for trading                             24,999        183         25,182           0           0              0
-------------------------------------------------------------------------------------------------------------------------------
Total investment securities                            139,363       (834)       138,529     118,324      (1,152)       117,172
-------------------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits in other banks                     5          0              5           5           0              5
Federal funds sold and other short-term investments          0          0              0         765           0            765
-------------------------------------------------------------------------------------------------------------------------------
                                                      $139,368      $(834)      $138,534    $119,094     $(1,152)      $117,942
===============================================================================================================================


Loans

As shown in the following table, total loans decreased by $2,435,000, or 0.9%, during the third quarter of 1995.


                                                                   Growth (Decrease) in
                                           Balance at  Balance at  Three Month Period
                                           Sept 30,    June 30,    Ended Sept 30, 1995
                                           1995        1995        Amount   Percent
_______________________________________________________________________________________
                                                      (Dollars in thousands)
Mortgage:
  Residential                              $127,192    $126,198    $  994     0.8%
  Commercial                                  6,176       6,224	     (48)    (0.8)
  Construction                                1,138       1,038       100     9.6
_______________________________________________________________________________________
Total mortgage loans                        134,506     133,460     1,046     0.8
_______________________________________________________________________________________
Commercial:
  Secured by real estate                     70,743      73,142    (2,399)   (3.3)
  Construction                                  166         163         3     1.8
  All other                                  30,747      32,642    (1,895)   (5.8)
_______________________________________________________________________________________
Total commercial loans                      101,656     105,947    (4,291)   (4.1)
_______________________________________________________________________________________
Consumer loans:
  Equity lines of credit                     28,702      28,339       363     1.3
  All other                                  12,338      11,891       447     3.8
_______________________________________________________________________________________
Total consumer loans                         41,040      40,230       810     2.0
_______________________________________________________________________________________
Total loans                                 277,202     279,637    (2,435)   (0.9)
Less:  Allowance for possible loan losses     7,623       7,675       (52)   (0.7)
_______________________________________________________________________________________
Net loans                                  $269,579    $271,962   $(2,383)   (0.9)%
_______________________________________________________________________________________
Included in above totals:
  Deferred loan origination fees           $    136    $    164
_______________________________________________________________
  Mortgages available for sale             $      0    $      0
_______________________________________________________________


Allowance for Possible Loan Losses

An analysis of the allowance for possible loan losses follows:

                                               Three Months Ended
                                               Sept 30,  June 30,
                                               1995      1995
_____________________________________________________________________
                                               (Dollars in thousands)

Balance beginning of period                    $7,675    $7,688
Provisions charged to operations                    0         0
Recoveries on amounts previously charged off:
  Mortgage                                          1         1
  Commercial and other                              8        40
  Consumer                                          7        16
_____________________________________________________________________
                                                   16        57
_____________________________________________________________________
                                               $7,691    $7,745
_____________________________________________________________________
Less loans charged off:
  Mortgage                                         22        48
  Commercial and other                             32         5
  Consumer                                         14        17
_____________________________________________________________________
                                                   68        70
_____________________________________________________________________
Balance at end of period                       $7,623    $7,675
_____________________________________________________________________
Percent of total loans outstanding                2.7%      2.8%
_____________________________________________________________________



While Marble considers the allowance for possible loan losses at September 30, 1995 to be adequate in relation to its assessment of the risk in the portfolio, including, among other things, the volume of non-performing loans, it is not able to predict whether, or the extent to which, the real estate market and the economy could decline during 1995 and beyond. Given this uncertainty, it is possible a decline could result in additional charge-offs, additional writedowns in the value of non-performing assets, changes in the level of the allowance for possible loan losses and increases in the level of non-performing loans, foreclosures and other real estate owned. Non-performing assets have a negative effect on income in that a significant amount of interest is foregone on them and there is considerable legal and other non-interest expense incurred as a result of foreclosure actions and ownership costs. This negative impact on income will continue in the future until all non-performing assets are disposed of through resolution or sale.

Marble has determined after review of its credit quality policies, that loans recognized as nonaccrual, in-substance foreclosure and restructured are equivalent to "impaired loans" as defined in SFAS No. 114. At September 30, 1995 impaired loans with SFAS No. 114 required reserves totaled $4,006,000 and the reserve for possible loan losses allocated to such loans was in the amount of $905,000. Also, at September 30, 1995, Marble has additional impaired loans of $2,572,000 that did not require reserves. Marble also determined that the reserve for possible loan losses at September 30, 1995 did not require an additional loan loss provision as a result of the adoption of this Standard.

The existing methods for the recognition of interest income on impaired loans has remained unchanged by the adoption of SFAS No. 114 as amended by SFAS No.
118. During the third quarter of 1995, Marble recognized $29,000 of interest income on impaired loans.

Non-performing Assets

The following tables present information regarding non-performing loans and assets at the indicated dates.

                                                                        Increase (Decrease) in
                                                Balance at  Balance at  Three Month Period
                                                Sept 30,    June 30,    Ended Sept 30, 1995
                                                1995        1995        Amount  Percent
______________________________________________________________________________________________
                                                            (Dollars in thousands)

Non-accrual loans                               $5,704      $6,553      $(849)  (13.0)%
Accruing loans past due 90 days or more	           740         412        328    79.6
______________________________________________________________________________________________
Total non-performing loans                       6,444       6,965       (521)   (7.5)
______________________________________________________________________________________________
Other real estate owned                          1,056       1,138        (82)   (7.2)
Less: valuation allowance                           37          33          4    12.1
______________________________________________________________________________________________
Net other real estate owned                      1,019       1,105        (86)   (7.8)
______________________________________________________________________________________________
Troubled debt restructurings                       934         938         (4)   (0.4)
______________________________________________________________________________________________
Total non-performing assets                     $8,397      $9,008      $(611)   (6.8)%
______________________________________________________________________________________________

Total non-performing loans as a percentage of
 total loans                                       2.3%        2.5%
___________________________________________________________________
Total non-performing assets as a percentage of
 total loans and other non-performing assets       3.0%        3.2%
___________________________________________________________________
Total non-performing assets as a percentage of
 total assets                                      2.0%        2.2%
___________________________________________________________________
Allowance for possible loan losses as a
 percentage of total non-performing loans        118.3%      110.2%
___________________________________________________________________



The decrease in non-performing assets during the third quarter of 1995 is mainly the result of a large commercial loan being placed back on accrual status, which offset increased delinquency on a small number of mortgage loans. As a result of these actions during the third quarter, total non-performing assets decreased by $611,000, or 6.8%, to $8,397,000 at September 30, 1995.


During the third quarter of 1995, approximately $148,000 of interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current and in accordance with their original terms. Of this amount, approximately $14,000 of interest was received and included in net income on a cash basis during the third quarter of 1995.


An analysis of non-performing loans at September 30, 1995 follows:

                                                Non-Performing Loans
                                                In Category as a
                                                Percent of
____________________________________________________________________
                                    Non-        Total     Total Non-
                          Total     Performing  Loans In  Performing
                          Loans     Loans       Category  Loans
____________________________________________________________________
                                    (Dollars in Thousands)

Mortgage:
  Residential             $127,192  $  912       0.7%      14.1%
  Commercial                 6,176     173       2.8        2.7
  Construction               1,138     120      10.5        1.9
____________________________________________________________________
Total mortgage loans       134,506   1,205       0.9       18.7
____________________________________________________________________
Commercial:
  Secured by real estate    70,743   3,362       4.8       52.2
  Construction                 166       0       0.0        0.0
  All other                 30,747   1,669       5.4       25.9
____________________________________________________________________
Total commercial loans     101,656   5,031       4.9       78.1
____________________________________________________________________
Consumer loans:
  Equity lines of credit    28,702     121       0.4        1.9
  All other                 12,338      87       0.7        1.3
____________________________________________________________________
Total consumer loans        41,040     208       0.5        3.2
____________________________________________________________________
Total loans               $277,202  $6,444       2.3%     100.0%
====================================================================



An analysis of the activity relative to other real estate owned follows:

                                   Three Months Ended
---------------------------------------------------------
                                   Sept 30,  June 30,
                                   1995      1995
_________________________________________________________
                                   (Dollars in thousands)

Balance at beginning of period     $1,138    $1,353
Foreclosures                          206        30
Properties disposed of               (285)     (244)
Property writedowns, net               (3)       (1)
_________________________________________________________
Balance at end of period            1,056     1,138
_________________________________________________________
Less valuation allowance:
  Balance at beginning of period       33        34
  Provisions                            7         0
  Property writedowns, net             (3)       (1)
_________________________________________________________
  Balance at end of period             37        33
_________________________________________________________
  Net other real estate owned      $1,019    $1,105
=========================================================


Deposits

Total deposits decreased by $15,665,000, or 5.0%, during the third quarter of 1995. Demand deposits increased slightly during the three month period ended September 30, 1995, due to normal fluctuations. Savings deposits decreased $1,155,000, or 4.1%, due to balances being moved to higher yielding products. N.O.W. and money market deposits increased $7,663,000, or 9.7%, and time deposits increased $9,047,000, or 4.8%, during the third quarter, due primarily to seasonal fluctuations in municipal deposits.

                                              Increase(Decrease) In
                      Balance at  Balance at  Three Month Period
                      Sept 30,    June 30,    Ended September 30, 1995
                      1995        1995        Amount    Percent
______________________________________________________________________
                                           (Dollars in thousands)

Demand                $ 15,791    $ 15,681    $   110    0.7%
Savings                 26,954      28,109     (1,155)  (4.1)
NOW and money market    86,808      79,145      7,663    9.7
Time                   197,939     188,892      9,047    4.8
______________________________________________________________________
                      $327,492    $311,827    $15,665    5.0%
======================================================================


Borrowed Funds

Borrowed funds decreased by $2,051,000, or 3.6%, during the third quarter of 1995, from $57,371,000 at June 30, 1995 to $55,320,000 at September 30, 1995.
Fluctuations in the amount of loans, investments, other real estate owned and total deposits have created the changes in the need for borrowed funds.

Interest Sensitivity

     Marble regularly monitors its interest rate sensitivity as a means of insuring that changes in interest rates do not have a material adverse impact on income. The Asset and Liability Committee of the Bank analyzes the interest rate gap and attempts to manage and improve interest rate sensitivity. The interest rate gap is the difference between the volume of interest sensitive assets and interest sensitive liabilities that will mature or reprice within a given time period.

     A positive gap position exists when the volume of rate sensitive assets exceeds the volume of rate sensitive liabilities in a given time frame, and indicates that more assets than liabilities will mature or reprice during that period. A positive gap position will tend to improve earnings in a rising rate environment and impede earnings in a declining rate environment. A negative gap position exists when the volume of rate sensitive liabilities exceeds the volume of rate sensitive assets in a given time frame, and indicates that more liabilities than assets will mature or reprice during that period. A negative gap position will tend to impede earnings in a rising rate environment and improve earnings in a declining rate environment.

     The following schedule reflects the interest sensitive assets and liabilities which will mature or reprice within the stated time frames, as of September 30, 1995.

                                                  At September 30, 1995
_________________________________________________________________________________________________
                                                 Over 3    Over  6   Over 1
                                                 Months    Months    Year
                                      3 Months   Through   Through   Through  Over 5
                                      or Less    6 Months  1 Year    5 Years  Years (4)  Total
_________________________________________________________________________________________________
Rate-sensitive assets:                              (Dollars in thousands)
  Mortgage loans (1)                  $ 12,158   $31,318   $39,011   $19,354  $32,665    $134,506
  Commercial and other loans (2)        64,490     2,210     5,304    17,695   11,957     101,656
  Consumer loans                        24,556     2,253     1,797     8,502    3,932      41,040
_________________________________________________________________________________________________
    Total loans                        101,204    35,781    46,112    45,551   48,554     277,202
_________________________________________________________________________________________________
  Investments and other (3)             36,542     5,353    23,752    38,533   34,012     138,192
_________________________________________________________________________________________________
    Total rate-sensitive assets        137,746    41,134    69,864    84,084   82,566     415,394
_________________________________________________________________________________________________

Rate-sensitive liabilities:
  Savings, NOW and money (5)            72,703         0         0         0   41,059     113,762
  Time deposits                         49,709    39,438    48,072    60,550      170     197,939
_________________________________________________________________________________________________
    Total deposits                     122,412    39,438    48,072    60,550   41,229     311,701
_________________________________________________________________________________________________
  Borrowed funds                        55,320         0         0         0        0      55,320
_________________________________________________________________________________________________
    Total rate-sensitive liabilities   177,732    39,438    48,072    60,550   41,229     367,021
_________________________________________________________________________________________________
Interest sensitive gap                $(39,986)  $ 1,696   $21,792   $23,534  $41,337    $ 48,373
_________________________________________________________________________________________________

Rate-sensitive assets/rate-sensitive
 liabilities                              77.5%    104.3%    145.3%    138.9%   200.3%      113.2%
Interest sensitive gap as a percent
 of total assets                          (9.3)%     0.4%      5.1%      5.5%     9.7%       11.3%
_________________________________________________________________________________________________


-----------------------------
<F1> Includes residential construction loans.
<F2> Includes commercial loans secured by real estate and commercial construction loans.
<F3> Maturities of mortgage-backed securities are based on mortgage loan prepayment assumptions.
<F4> Includes non-accrual loans without regarding to contractual maturities.
<F5> Savings and NOW deposits are considered core deposits that will reprice within the longest time frame.  Super NOW and money market deposits will reprice within the shortest time frame.


Income Taxes

At September 30, 1995 and June 30, 1995 gross deferred tax assets and gross deferred tax liabilities were as follows:

                                                      Sept 30,    June 30,
                                                      1995        1995
----------------------------------------------------------------------------
                                                      (Dollars in thousands)
Gross deferred tax assets:
  Operating loss carryforward                         $1,403      $1,978
  Allowance for possible loan losses                   2,592       2,609
  Capital loss carryforward                              306         408
  Valuation allowance on other real estate owned          13          11
  Alternative minimum tax credit                         393         357
  Loan origination fees                                   85          54
  Accrued deferred compensation                           75          75
  Accrued interest expense                               126          67
  Other, accrued expenses                                 24           0
  Depreciation                                            47          46
  Unrealized loss on investments available-for-sale      462         555
------------------------------------------------------------------------
                                                       5,526       6,160
------------------------------------------------------------------------
Valuation reserve                                        431         408
------------------------------------------------------------------------
Gross deferred tax assets, net                         5,095       5,752
------------------------------------------------------------------------
Gross deferred tax liabilities:
  Tax bad debt reserves in excess of base year         1,499       1,632
  Excess servicing gains                                  20          24
  Stock dividends                                         27          27
------------------------------------------------------------------------
                                                       1,546       1,683
------------------------------------------------------------------------
Net deferred tax asset                                $3,549      $4,069
========================================================================

      As a result of sixteen consecutive quarters of profitability, the decrease in non-performing assets from the bulk sale in June 1994 and the ability to project profitability three or more years into the future, Marble feels it is more likely than not that the deferred tax asset will be realized, and accordingly has reversed the valuation reserve established in prior years.

     Management believes the existing net deductible temporary differences which give rise to the net deferred income tax asset will reverse during periods in which the Company generates net taxable income. For the quarter ending September 30, 1995, the Company generated taxable income of approximately $2,060,000. In addition, gross deductible temporary differences are expected to reverse in periods during which off-setting gross taxable temporary differences are expected to reverse. It should be noted, however, that factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

     Marble has capital loss carryforwards of $900,000 which will expire, to the extent not utilized, in fiscal 1995, net operating loss carryforwards of $4,126,000 which will expire to the extent not utilized, in fiscal 2006, and an alternative minimum tax credit of $393,000 that may be carried forward indefinitely.

Liquidity and Capital Resources

Marble's principal sources of funds are deposits, loan and investment amortization, prepayments and sales of loans and income on earning assets of its banking subsidiary, Marble Bank. The Bank may also borrow from the Federal Home Loan Bank and other correspondent banks.

The Bank experienced a net increase in total deposits of $15.7 million during the third quarter of 1995. In addition to liquidity provided by the aforementioned sources, Marble Bank maintains a portfolio of short-term investments, investment securities held-for-trading and investment securities available-for-sale which averaged $120.1 million, or 27.9% of average assets, during the third quarter of 1995.

Marble is required to meet certain minimum leverage and risk-weighted assets to capital ratios adopted by the Federal Reserve Board (FRB) and the Federal Deposit Insurance Corporation (FDIC) and made applicable to bank holding companies and state non-member banks, respectively. All regulatory agencies have adopted the requirements of 3% to 5% leveraged (core) capital and 8% risk-adjusted capital. The following table sets forth a comparison of Marble's capital position to the minimum regulatory requirements as of September 30, 1995 and June 30, 1995. For regulatory capital purposes, the impact of the adoption of Statement 115 need not be considered.


Ratio                         Requirements      September 30, 1995   June 30, 1995
----------------------------------------------------------------------------------
Leverage (core)               3.0% - 5.0% (1)   10.1%                10.2%
Risk-based capital - Tier I   4.0% (2)          15.8%                16.8%
Total (Tier I and II)         8.0% (3)          17.1%                18.1%


-----------------------------
<F1> Total stockholders' equity before the Statement 115 adjustment and less the amount of intangible assets and the amount of the net deferred tax asset that will not be realized within one year, divided by total assets.
     The current requirement is 3.0% for banks with the highest regulatory rating and higher requirements applied on a case-by-case basis for other banks.
<F2> Total stockholders' equity before the Statement 115 adjustment and less the amount of intangible assets, and the amount of the net deferred tax asset that will not be realized within one year, divided by risk-adjuste total assets. The current requirement is 4.0%.
<F3> The sum of Tier 1 capital and the allowance for possible loan losses
     (limited to 1.25% of risk-adjusted total assets), divided by risk-adjusted total assets. The current requirement is 8.0%.


Part II - Items 1-6

  ITEM 1.  LEGAL PROCEEDINGS

      There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of banking, to which Marble or the Bank is or may be considered a party or of which any of Marble's or the Bank's property is the subject. There are no material pending legal proceedings to which any director, officer or affiliate of Marble, any owner of record or beneficiary of more than five percent (5%) of the common stock of Marble, or any associate of any such director, officer, affiliate of Marble or any security holder is or may be a party, adverse to Marble or has or may have a material interest adverse to Marble or the Bank.

  ITEM 2.  CHANGES IN SECURITIES

    Not applicable

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

  ITEM 5.  OTHER INFORMATION

     Not applicable

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibit 11 - Statement of Computation of Per Share Earnings

      (b) On July 10, 1995, Marble Financial Corporation filed a report on Form 8-K relative to its entering into a definitive agreement and plan of merger, providing for the acquisition of all of the outstanding capital stock of Marble by ALBANK, FSB, a federally chartered stock savings bank headquartered in Albany, New York. Pursuant to the definitive agreement, ALBANK, FSB will pay $18.00 in cash for all of the outstanding shares of capital stock of Marble.


                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MARBLE FINANCIAL CORPORATION
                                       (Registrant)


Date: November 3, 1995                 By: /s/ Edward J. Grover
      ----------------                    --------------------------------
                                          Edward J. Grover
                                          President

                                          (Principal Executive Officer)



Date: November 3, 1995                 By: /s/ George B. Williams
      ----------------                    --------------------------------
                                          George B. Williams
                                          Vice President, Secretary & Treasurer

                                          (Principal Financial Officer)



  EXHIBIT 11.  STATEMENT OF COMPUTATION OF PER SHARE EARNINGS


                  (In thousands, except per share amounts)
                                 (Unaudited)

                                           Three Months Ended     Three Months Ended
                                           September 30, 1995     September 30, 1994
                                           -----------------------------------------
                                                      Fully                  Fully
                                           Primary    Diluted     Primary    Diluted
------------------------------------------------------------------------------------
Net income                                 $1,093     $1,093      $1,435     $1,435
====================================================================================
Common and common equivalent shares:
------------------------------------
Weighted average number of common
 shares outstanding                         3,346      3,346       3,324      3,324
Shares arising from assumed exercise
 of stock options (as determined under
 the Treasury Stock Method) (1)               140        140         118        118
------------------------------------------------------------------------------------
Weighted average number of common and
 equivalent shares outstanding              3,486      3,486       3,442      3,442
====================================================================================
Earnings per share:
-------------------
  Net income                               $ 0.31     $ 0.31      $ 0.42     $ 0.42
====================================================================================

                                           Six Months Ended       Six Months Ended
                                           September 30, 1995     September 30, 1994
                                           -----------------------------------------
                                                      Fully                  Fully
                                           Primary    Diluted     Primary    Diluted
------------------------------------------------------------------------------------

Net income                                 $3,253     $3,253      $6,035     $6,035
====================================================================================

Common and common equivalent shares:
------------------------------------
Weighted average number of common
 shares outstanding                         3,340      3,340       3,312      3,312
Shares arising from assumed exercise
 of stock options (as determined under
 the Treasury Stock Method) (1)               121        141          95        116
------------------------------------------------------------------------------------
Weighted average number of common and
 equivalent shares outstanding              3,461      3,481       3,407      3,428
====================================================================================
Earnings per share:
-------------------
  Net income                               $ 0.94     $ 0.93      $ 1.77     $ 1.76
====================================================================================

-----------------------------
<F1> Assumes the exercise of only those options which would be dilutive.
